Form 10KSB
period 1999-12-31
EREBUS CORP
filed 2000-04-14
CIK 1088814

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1999Commission File No. 0-26419



                           EREBUS CORPORATION

              (Name of small business issuer in its charter)

DELAWARE                                                    52-2175690
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


                             1504 R Street, N.W.
                            Washington, D.C. 20009
                   (Address of principal executive offices)
                   Issuer's telephone number: 202/387-5400


Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock
                                                              (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    ;  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year:                 $0

At March 31, 2000 there were no outstanding shares of registrant's common stock held by non-affiliates.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes ____  ;  No ___
                 Not applicable

At March 31, 2000, a total of 5,000,000 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes; No  X




                              EREBUS CORPORATION
                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

      EREBUS CORPORATION ("EREBUS" OR THE "COMPANY") WAS INCORPORATED ON JUNE 7, 1999 UNDER THE LAWS OF THE STATE OF DELAWARE TO ENGAGE IN ANY LAWFUL CORPORATE UNDERTAKING, INCLUDING, BUT NOT LIMITED TO, SELECTED MERGERS AND ACQUISITIONS. EREBUS WAS FORMED TO PROVIDE A METHOD FOR A FOREIGN OR DOMESTIC PRIVATE COMPANY TO BECOME A REPORTING ("PUBLIC") COMPANY WITH A CLASS OF REGISTERED SECURITIES.

      ON JUNE 17, 1999, EREBUS VOLUNTARILY FILED A REGISTRATION STATEMENT ON FORM 10-SB WITH THE SECURITIES AND EXCHANGE COMMISSION TO BECOME A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934 WHICH REGISTRATION STATEMENT BECAME AUTOMATICALLY EFFECTIVE 60 DAYS AFTER ITS FILING.

      AT DECEMBER 31, 1999, EREBUS HAD NO OPERATING HISTORY, NO REVENUES OR EARNINGS FROM OPERATIONS, NO SIGNIFICANT ASSETS, AND NO FINANCIAL RESOURCES.
 UNTIL EFFECTIVENESS OF A BUSINESS COMBINATION, THE SOLE SHAREHOLDER OF EREBUS HAS AGREED TO PAY ALL ITS EXPENSES WITHOUT EXPECTATION OF REPAYMENT BY EREBUS.

      IN 1999, EREBUS SOUGHT TO LOCATE AND NEGOTIATE WITH A BUSINESS ENTITY FOR THE COMBINATION OF THAT TARGET COMPANY WITH IT.

AGREEMENT FOR BUSINESS COMBINATION

      Erebus entered into a plan and agreement of reorganization with IVP Technology Corporation, a Nevada corporation ("IVP"), on March 21, 2000.
By the terms of the agreement IVP will acquire all the outstanding shares of common stock of Erebus from the shareholder thereof in an exchange for an aggregate of 350,000 shares of common stock of IVP. As a result, Erebus will become a wholly-owned subsidiary of IVP. The acquisition has not been effected as of the date hereof. Upon closing of the acquisition, Erebus will file a Current Report on Form 8-K describing the acquisition.

IVP TECHNOLOGY CORPORATION

      IVP Technology Corporation is a holding company that was incorporated in the State of Nevada in 1994 with the purpose of identifying and acquiring private companies and/or their technologies in the high technology field. The authorized capitalization of IVP consists of 50,000,000 shares of common stock, $.001 par value per share, and no shares of preferred stock. IVP has 34,840,848 shares of its common stock issued and outstanding. IVP's principal business office is located in Ontario, Canada and it maintains an Internet Web site located at http://www.ivptechnology.com.

      On March 30, 1999, IVP entered into a one-year initial software distribution agreement with Orchestral Corporation ("Orchestral"), a privately held Canadian software and systems developer. Under the terms of this distribution agreement, IVP was granted exclusive rights to market and distribute Orchestral's PowerAudit software in the United States. In September, 1999, the distribution agreement was expanded to include the European Economic Community.

      IVP has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services.
 Since its inception, IVP has not sold any products or services and has had no revenues. There is no assurance that IVP will be able to secure any or all funding necessary for its future growth and expansion. There is also no assurance that even if it manages to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing its business and will not ultimately have an adverse effect on the Company's business and operations.

      IVP has been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933. The common stock of IVP is traded on the OTC Bulletin Board. The market for OTC securities is characterized generally by low volume and broad price and volume volatility. There is no assurance that a stable trading market will develop for the stock of IVP or that an active trading market will be sustained. The NASD Stock Market has implemented a change in its rules requiring all companies trading securities on the NASD OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934. IVP intends to acquire all the outstanding shares of Erebus to become successor issuer to it pursuant to Rule 12g-3 of the General Rules and Regulations of the Securities and Exchange Commission in order to comply with the Eligibility Rule for the NASD OTC Bulletin Board.

      On April 7, 2000, by letter to the NASD, the Securities and Exchange Commission stated that in regard to transactions effected pursuant to Rule 12g-3, the Commission may choose to review the Current Report on Form 8-K filed regarding the transaction. If review is chosen to be made of such transaction, it may delay the effect of the transaction and the effect of the successor issuer election. Upon closing of the acquisition, IVP will file a Current Report on Form 8-K. If the Commission determines to review IVP's Current Report, then IVP's compliance with the Eligibility Rule for the NASD OTC Bulletin Board may be delayed. IVP is required to comply by April 20, 2000, with the Eligibility Rule to retain its listing on the NASD OTC Bulletin Board. IVP anticipates closing the acquisition and filing the Current Report on Form 8-K prior to that date. However, if it is not in compliance by April 20, 2000, then its securities will be traded on the "pink sheets" published by the National Quotation Bureau, Inc. which may result in a decrease in the market price of IVP's common stock and a loss of its value.

IVP'S PRODUCT

      PowerAudit is a software product designed to provide a platform for remote data collection and market survey purposes. PowerAudit software utilizes the Internet in its communication and delivery infrastructure, and Microsoft Windows CE operating system on handheld computers to facilitate remote data collection. PowerAudit software is intended for use by the companies that have many products in the marketplace, and that need to obtain an expedient market research data and market positioning.

ITEM 2.  DESCRIPTION OF PROPERTY

      Erebus has no properties and has no agreements to acquire any properties. Erebus currently uses the offices of its management at no cost to it. Management of Erebus has agreed to continue this arrangement until Erebus effects an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During 1999, there were no actions brought before the securityholders of Erebus Corporation.

                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      TPG Capital Corporation is the sole shareholder of Erebus and on June 7, 1999 was issued pursuant to Rule 506 of Regulation D of the General Rules and Regulations of the Securities and Exchange Commission 5,000,000 shares of common stock for an aggregate purchase price of $500. The purchase price of common stock of Erebus acquired by TPG Capital Corporation was par value, was negotiated between affiliated parties, and does not necessarily represent the price at which the Company would offer its securities to others or the price others would pay for such securities.

      There has never been a public trading market for Erebus' common stock. Erebus has an authorized capitalization of 100,000,000 shares of common stock, $.0001 par value per share, of which 5,000,000 were issued as of December 31, 1999 and 20,000,000 shares of preferred stock, $.0001 par value per share, of which none were issued.

HOLDERS

      As of December 31, 1999 Erebus had 5,000,000 shares of common stock outstanding held by 1 shareholder of record.

DIVIDENDS

      Erebus has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business.

ITEM 6.  PLAN OF OPERATION

Search for Target Company

      In 1999, Erebus entered into an agreement with TPG Capital
Corporation, its sole shareholder, to supervise the search for target companies as potential candidates for a business combination. TPG Capital Corporation agreed to pay all expenses of Erebus until a business combination was effected, without repayment.

      At December 31, 1999, TPG Capital Corporation owned 5,000,000 shares of Erebus' common stock for which it paid $500, or $.0001, par value per share.

Erebus' Management

      At December 31, 1999, Erebus had no full time employees. James M. Cassidy was the sole officer of Erebus and its sole director. Mr. Cassidy was also the controlling shareholder of TPG Capital Corporation, Erebus' sole shareholder. As of December 31, 1999, Mr. Cassidy, as president of Erebus, agreed to allocate a limited portion of his time to the activities of Erebus without compensation.

General Business Plan

      In 1999, Erebus' purpose was to seek, investigate and, if such investigation warranted, acquire an interest in a business entity which desired to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The search has resulted in the acquisition agreement with IVP. Erebus anticipates that the acquisition by IVP will be effected and that it will file a Current Report on Form 8-K describing the acquisition.

      Erebus had no capital with which to enter into any business combination. Management believed that Erebus would be able to offer prospective target companies the opportunity to acquire ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management did not conduct market research and was not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

ITEM 7.  FINANCIAL STATEMENTS

      The audited financial statements for Erebus Corporation as of December 31, 1999 are included herewith.








                              EREBUS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999

























                              EREBUS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                                CONTENTS




       PAGE      1 - INDEPENDENT AUDITORS' REPORT

       PAGE      2 - BALANCE SHEET AS OF DECEMBER 31, 1999

       PAGE      3 - STATEMENT OF OPERATIONS FOR THE PERIOD
                     FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 1999

       PAGE      4 - STATEMENT OF CHANGES IN STOCKHOLDER'S
                     EQUITY FOR THE PERIOD FROM JUNE 4, 1999
                     (INCEPTION) TO DECEMBER 31, 1999

       PAGE      5 - STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
                     JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 1999

       PAGES 6 - 8 - NOTES TO FINANCIAL STATEMENTS AS OF
                     DECEMBER 31, 1999















                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Erebus Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of Erebus Corporation (a development stage company) as of, December 31, 1999 and the related statements of operations, changes in stockholder's equity and cash flows for the period from June 4, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Erebus Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period from June 4, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

                                WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 17, 2000



                              EREBUS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF DECEMBER 31, 1999


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






               See accompanying notes to financial statements.
                                      2

                              EREBUS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR THE PERIOD FROM JUNE 4, 1999
                       (INCEPTION) TO DECEMBER 31, 1999




Income                                          $      -

Expenses
 Executive services contributed by president          3,500
 Organization expense                                   580
 Professional fees                                      750

   Total expenses                                     4,830

NET LOSS                                        $    (4,830)






















               See accompanying notes to financial statements.
                                      3

                              EREBUS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN
                             STOCKHOLDER'S EQUITY
                       FOR THE PERIOD FROM JUNE 4, 1999
                       (INCEPTION) TO DECEMBER 31, 1999




                                                  Deficit
                                    Additional  Accumulated
                            Common   Paid-In    During Devel-
                            Stock    Capital    opment Stage     Total

Common stock issuance      $   500   $    -     $         -    $   500

Fair value of services
 and expenses contributed     -         4,830             -      4,830

Net loss for the period
 ended December 31, 1999      -          -             (4,830)  (4,830)

BALANCE AT DECEMBER 31,
 1999                      $   500   $  4,830   $      (4,830) $   500















               See accompanying notes to financial statements.
                                      4

                              EREBUS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                       FOR THE PERIOD FROM JUNE 4, 1999
                       (INCEPTION) TO DECEMBER 31, 1999


CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net loss                                             $   (4,830)
Adjustment to reconcile net loss
 to net cash used by operating activities:

Capitalized services and expenses                         4,830

 Net cash used in operating activities                     -

CASH FLOWS FROM INVESTING ACTIVITIES                       -

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                   500

 Net cash provided by financing activities                  500

INCREASE IN CASH AND CASH EQUIVALENTS                       500

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            -

CASH AND CASH EQUIVALENTS - END OF PERIOD            $      500










               See accompanying notes to financial statements.
                                      5
                              EREBUS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.  Organization and Business Operations

       Erebus Corporation (a development stage company) ("the Company") was incorporated in Delaware on June 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

                                      6
                              EREBUS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

          D.  Income Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 1999.

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

                                      7
                              EREBUS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999


NOTE  2 - STOCKHOLDER'S EQUITY - (CONT'D)

          C.  Additional Paid-In Capital

       Additional paid-in capital at December 31, 1999 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company. (See Note 3)

NOTE 3 - AGREEMENT

       On June 7, 1999, the Company signed an agreement with TPG Capital Corporation (TPG), a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

       1. Preparation and filing of required documents with the Securities and Exchange Commission.
       2.  Location and review of potential target companies.
       3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 - RELATED PARTIES

       Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG Capital Corporation. (See Note 3)





                                      8


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company had no disagreements on accounting and financial disclosures with its independent auditors during the reporting period.

                                   PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        As of December 31, 1999, the officers and directors of Erebus Corporation were:

Name                               Age      Position

James M. Cassidy                   64       President,
                                            Secretary, Director

        As of December 31, 1999, there were no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director was not acting on behalf of or at the direction of any other person.

        James Michael Cassidy, Esq., LL.B., LL.M., received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, Washington, D.C. and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York, and is admitted to practice before the United States Tax Court and the United States Supreme Court.

        The sole shareholder of Erebus has executed and delivered a "lock-up" agreement affirming that it will not sell or otherwise transfer its shares except in connection with or following a business combination.

ITEM 10.  EXECUTIVE COMPENSATION

        Erebus' sole officer and director does not receive any compensation for his services, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with Erebus. However, the officer and director Erebus anticipates receiving benefits as a beneficial shareholder of Erebus, as the officer and director and controlling shareholder of TPG Capital Corporation and, possibly, as principal of Cassidy & Associates, which may perform legal services for Erebus or any company with which it effects a business combination after the business combination.

        No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth each person known by Erebus to be the beneficial owner of five percent or more of the its common stock, all directors individually and all directors and officers of Erebus as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

        Name and Address           Amount of Beneficial
        of Beneficial Owner        Ownership                     Percentage
        --------------             --------------------          -----------
        TPG Capital Corporation (1)          5,000,000                100%
        1504 R Street, N.W.
        Washington, D.C. 20009

        James M. Cassidy (2)                 5,000,000                100%
        1504 R Street, N.W.
        Washington, D.C. 20009

        All Executive Officers and
        Directors as a Group (1 Person)      5,000,000                 100%

        (1) Mr. Cassidy is the controlling shareholder and sole director and officer of TPG Capital Corporation. TPG Capital Corporation serves as a marketing and consulting company for Cassidy & Associates and its affiliated companies. TPG Capital Corporation has agreed to provide certain assistance to the Company in locating potential target companies, and to pay all costs of the Company until a business combination, without reimbursement.

        (2) As the controlling shareholder, sole director and officer of TPG Capital Corporation, Mr. Cassidy is deemed to be the beneficial owner of the common stock of the Company owned by TPG Capital Corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Erebus has issued a total of 5,000,000 shares of common stock to the following persons for a total of $500 in cash:

Name                      Number of Total Shares             Consideration
-------                  ----------------------            --------------

TPG Capital Corporation            5,000,000                    $500

          Mr. Cassidy, the sole officer and director of Erebus, is the sole director, controlling shareholder and president of TPG Capital Corporation.
 With respect to the sales made to TPG Capital Corporation, Erebus relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b) No Current Reports on Form 8-K were filed in the last quarter of the period covered by this report.

                                  SIGNATURES


        In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EREBUS CORPORATION

                                        By /s/ James M. Cassidy
Date:  4/13/00


Name                              Title                    Date


/s/ James M. Cassidy             Director                  4/13/00